Form 10-Q
period 2018-03-31
Regalwood Global Energy Ltd.
filed 2018-05-15
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Regalwood Global Energy Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38310	N/A
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1001 Pennsylvania Avenue NW, Suite 220 South, Washington, D.C. 20004

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (202) 729-5626

Not Applicable

(Former name or former address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2018, 30,000,000 of the Company’s Class A ordinary shares (which includes Class A ordinary shares that are underlying the Company’s units) and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”) were issued and outstanding.

REGALWOOD GLOBAL ENERGY LTD.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017

	(unaudited)
ASSETS:
Current assets:
Cash	$687,259	$1,425,363
Prepaid expenses	237,165	202,250

Total current assets	924,424	1,627,613
Investments held in Trust Account	301,175,693	300,225,208

Total assets	$302,100,117	$301,852,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$204,324	$166,784
Note payable - sponsor	—	300,000
Advances from related party	—	105,428

Total current liabilities	204,324	572,212
Deferred underwriting compensation	10,500,000	10,500,000

Total liabilities	10,704,324	11,072,212
Commitments and contingencies
Class A ordinary shares subject to possible redemption (28,639,579 and 28,578,060 shares at approximately $10.00 as of March 31, 2018 and December 31, 2017)	286,395,790	285,780,600
Shareholders’ Equity:
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A shares, $0.0001 par value, 350,000,000 shares authorized, 1,360,421 and 1,421,940 shares issued and outstanding (excluding 28,639,579 and 28,578,060 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	136	142
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding (1)	750	750
Additional paid-in capital	4,209,314	4,824,498
Retained earnings	789,803	174,619

Total Shareholders’ Equity	5,000,003	5,000,009

Total Liabilities and Shareholders’ Equity	$302,100,117	$301,852,821

(1) Share amounts as of December 31, 2017 have been retroactively restated to reflect the forfeiture of 1,125,000 shares in January 2018 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2018

(Unaudited)

REVENUE	$—

EXPENSES
Administration fee - related party	60,000
General and administrative expenses	275,301

LOSS FROM OPERATIONS	(335,301)

OTHER INCOME
Interest income	950,485

TOTAL OTHER INCOME	950,485

Net income	$615,184

Two Class Method:
Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000

Basic and diluted net income per ordinary share, Class A	$0.02

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	7,500,000

Basic and diluted net loss per ordinary share, Class B	$(0.04)

(1)	This number excludes 1,125,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were forfeited in January 2018 and are retroactively adjusted in the above EPS calculation as if it occurred since inception.

See accompanying notes to unaudited condensed financial statements.

Regalwood Global Energy Ltd.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(unaudited)

	Class A Ordinary		Class B Ordinary		Additional Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of December 31, 2017 (1)	1,421,940	$ 142	7,500,000	$ 750	$ 4,824,498	$ 174,619	$ 5,000,009
Change in ordinary shares to possible redemption	(61,519)	(6)	—	—	(615,184)	—	(615,190)
Net income	—	—	—	—	—	615,184	615,184

Balances as of March 31, 2018	1,360,421	$136	7,500,000	$750	$4,209,314	$789,803	$5,000,003

(1)	Share amounts as of December 31, 2017 have been retroactively restated to reflect the forfeiture of 1,125,000 shares in January 2018 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2018

(Unaudited)

Cash Flows From Operating Activities:
Net income	$615,184
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on Investments held in Trust Account	(950,485)
Changes in operating assets and liabilities:
Prepaid expenses	(34,915)
Accounts payable and accrued expenses	141,485

Net Cash Used In Operating Activities	(228,731)

Cash Flows From Financing Activities:
Payment of related party promissory note	(300,000)
Payment of advances from related party	(209,373)

Net Cash Used In Financing Activities	(509,373)

Net change in cash	(738,104)
Cash - Beginning of period	1,425,363

Cash - End of period	$687,259

Supplemental Schedule of Non-Cash Financing Activities:
Expenses paid by related party on behalf of the Company	$103,945

Change in ordinary shares subject to possible redemption	$615,190

See accompanying notes to unaudited condensed financial statements.

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Organizational and General

Regalwood Global Energy Ltd. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 14, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Initial Business Combination, the Company intends to make investments in oil and gas exploration and production, midstream, refining and marketing and energy services companies outside of North America that may provide opportunities for attractive risk-adjusted returns. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation, the initial public offering (the “Public Offering”) and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the initial public offering and a portion of the proceeds from the sale, simultaneous with the consummation of the Public Offering, of 5,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, CIEP Sponsor Ltd., a Cayman Islands company (the “Sponsor”) in a private placement (the “Private Placement”).

The Company intends to finance its Initial Business Combination with proceeds from the Public Offering (Note 3), the sale of the Private Placement Warrants (Note 3), and additional issuances of the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $300,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 30, 2017.

Trust Account

The proceeds held in the Trust Account are and will be invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. These funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete an Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s officers or directors acquires any Class A ordinary shares in or after the Public Offering, such person will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an Initial Business Combination within the prescribed time period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on December 11, 2017.

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

Accordingly, as of March 31, 2018 and December 31, 2017, 28,639,579 and 28,578,060, respectively, of 30,000,000 Public Shares were classified outside of permanent equity.

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

Net income (loss) per ordinary share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,333,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Related Parties

The Company follows FASB ASC subtopic 850-10 for the identification of related parties and disclosure of related party transactions.

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

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the condensed financial statements were issued are disclosed as subsequent events, while the condensed financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earliest of (a) one year after the completion of the Initial Business Combination or (b) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, the Founder Shares will be released from such transfer restrictions.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

In January 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is retroactively reflected in the accompanying condensed financial statements.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Public Offering. The loan was non-interest bearing, unsecured and due upon demand on the earlier of the closing of the Public Offering or April 30, 2018. The Company borrowed $300,000 under the promissory note in order to pay offering costs. The outstanding balance on the loan was repaid in full in March 2018.

Advances from Related Parties

An Affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. These related parties paid certain administrative expenses and offering costs on behalf of the Company in the amount of $209,373. The outstanding balance on the advances was repaid in full in March 2018.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an Affiliate of the Sponsor a monthly fee of up to $20,000 for office space, and secretarial and administrative services. The Company incurred $60,000 for such expenses under the administrative services agreement for the three months ended March 31, 2018.

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 5. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2018 and December 31, 2017, there were 30,000,000 Class A ordinary shares issued and outstanding, of which 28,639,579 shares and 28,578,060 shares were classified outside of permanent equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2018 and December 31, 2017, there were 7,500,000 and 7,500,000, respectively, Class B ordinary shares issued and outstanding. The number of Class B ordinary shares outstanding as of March 31, 2018 and December 31, 2017 excludes 1,125,000 Class B ordinary shares that were forfeited in January 2018 since the over-allotment option was not exercised by the underwriters. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the Initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares outstanding upon the completion of the Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination (excluding securities issued as part of the Forward Purchase Units), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Initial Business Combination.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2018 and December 31, 2017, there were no preference shares issued or outstanding.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account
March 31, 2018	$301,175,693	$301,175,693	$—	$—
December 31, 2017	$300,225,208	$300,225,208	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to Regalwood Global Energy Ltd., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on September 14, 2017 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular industry or sector for purposes of consummating an Initial Business Combination, we intend to make investments in oil and gas exploration and production, midstream, refining and marketing and energy services companies outside of North America that may provide opportunities for attractive risk-adjusted returns. Our Sponsor is CIEP Sponsor Ltd., a Cayman Islands company.

We consummated our initial public offering on December 5, 2017 (the “Public Offering”). If we are unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Since the consummation of our Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not generate any operating revenues until the completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2018, we had net income of approximately $615,184, which consisted of $950,485 in interest income, offset by $275,301 in general and administrative expenses.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2018, we had $687,259 in our operating bank account, $1,175,693 of interest available and working capital of $720,100.

Through March 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in loans from the Sponsor, $209,373 in advances from related parties and the proceeds from the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the loans from the Sponsor and the advances from related parties in March 2018.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw interest income (if any) to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from the issuance of the accompanying condensed financial statements. Over this time period, we will be using these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

Related Party Transactions

Founder Shares

In September 2017, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.001, for an aggregate price of $25,000. In January 2018, the Sponsor effected a surrender of 1,125,000 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares from 8,625,000 to 7,500,000. The Founder Shares will automatically convert into Class A ordinary shares at the time of our Initial Business Combination and are subject to certain transfer restrictions.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, the Founder Shares will be released from such transfer restrictions.

Private Placement Warrants

Concurrently with the closing of the Public Offering, the Sponsor purchased 5,333,333 Private Placement Warrants at $1.50 per Private Placement Warrant, generating gross proceeds of $8.0 million in the Private Placement. The Sponsor had agreed that if the over-allotment option were exercised, the Sponsor would have purchased an additional 600,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant.

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering and deposited in the Trust Account. If the Company does not complete an Initial Business Combination within 24 months following the Public Offering, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

The Sponsor had loaned us an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Public Offering. We repaid the promissory note in full in March 2018. In addition, an Affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company in the amount of $209,373. The outstanding balance on the advances was repaid in full in March 2018.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor may, but is not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Services Agreement

We agreed, commencing on the effective date of the Public Offering through the earlier of our consummation of an Initial Business Combination and our liquidation, to pay the Sponsor a total of up to $20,000 per month for office space, secretarial and administrative support. As of March 31, 2018, we accrued an aggregate of $60,000 in connection with such agreement on the accompanying Balance Sheet.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Current Report on Form 8-K and Annual Report on Form 10-K filed with the SEC on December 6, 2017 and March 29, 2018, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our President and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Use of Proceeds

In connection with the Public Offering, the Company incurred offering costs of approximately $17,419,000 (including underwriting commissions of $6,000,000 and deferred underwriting commissions of $10,500,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $301,000,000 of which $300,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1.0 million was held outside the Trust Account and will be used to fund the Company’s operating expenses. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of President (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2018.

REGALWOOD GLOBAL ENERGY LTD.

/s/ Brooke B. Coburn Name: Brooke B. Coburn
Title: President
(Principal Executive Officer)

/s/ Kevin R. Gasque
Name: Kevin R. Gasque
Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)