Form 10-Q
period 2018-06-30
Regalwood Global Energy Ltd.
filed 2018-08-14
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Regalwood Global Energy Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38310	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

As of August 14, 2018, 30,000,000 of the Company’s Class A ordinary shares, par value $0.0001 (which includes Class A ordinary shares that are underlying the Company’s units) and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”) were issued and outstanding.

REGALWOOD GLOBAL ENERGY LTD.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
Current assets:
Cash	$662,195	$1,425,363
Prepaid expenses	182,249	202,250

Total current assets	844,444	1,627,613

Investments held in Trust Account	302,371,734	300,225,208

Total assets	$303,216,178	$301,852,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$307,869	$166,784
Note payable - sponsor	—	300,000
Advances from related party	—	105,428

Total current liabilities	307,869	572,212

Deferred underwriting compensation	10,500,000	10,500,000

Total liabilities	10,807,869	11,072,212

Commitments and contingencies

Class A ordinary shares subject to possible redemption (28,740,830 and 28,578,060 shares at approximately $10.00 per share as of June 30, 2018 and December 31, 2017, respectively)	287,408,300	285,780,600

Shareholders’ Equity:
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A shares, $0.0001 par value, 350,000,000 shares authorized, 1,259,170 and 1,421,940 shares issued and outstanding (excluding 28,740,830 and 28,578,060 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	126	142
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding (1)	750	750
Additional paid-in capital	3,196,814	4,824,498
Retained earnings	1,802,319	174,619

Total Shareholders’ Equity	5,000,009	5,000,009

Total Liabilities and Shareholders’ Equity	$303,216,178	$301,852,821

(1)

Share amounts as of December 31, 2017 have been retroactively restated to reflect the forfeiture of 1,125,000 shares in January 2018 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
REVENUE	$—	$—

EXPENSES
Administration fee - related party	60,000	120,000
General and administrative expenses	123,525	398,826

TOTAL EXPENSES	(183,525)	(518,826)

OTHER INCOME
Interest income	1,196,041	2,146,526

TOTAL OTHER INCOME	1,196,041	2,146,526

Net income	$1,012,516	$1,627,700

Two Class Method:
Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000

Basic and diluted net income per ordinary share, Class A	$0.04	$0.07

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	7,500,000	7,500,000

Basic and diluted net loss per ordinary share, Class B	$(0.02)	$(0.07)

(1)

This number excludes 1,125,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were forfeited in January 2018 and are retroactively adjusted in the above EPS calculation as if it occurred since inception.

See accompanying notes to unaudited condensed financial statements.

Regalwood Global Energy Ltd.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(unaudited)

	Class A Ordinary		Class B Ordinary		Additional Paid-in Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017 (1)	1,421,940	$142	7,500,000	$750	$4,824,498	$174,619	$5,000,009

Change in ordinary shares subject to possible redemption	(162,770)	(16)	—	—	(1,627,684)	—	(1,627,700)

Net income	—	—	—	—	—	1,627,700	1,627,700

Balances as of June 30, 2018	1,259,170	$126	7,500,000	$750	$3,196,814	$1,802,319	$5,000,009

(1)

Share amounts as of December 31, 2017 have been retroactively restated to reflect the forfeiture of 1,125,000 shares in January 2018 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2018

(Unaudited)

Cash Flows From Operating Activities:
Net income	$1,627,700
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on Investments held in Trust Account	(2,146,526)
Changes in operating assets and liabilities:
Prepaid expenses	20,001
Accounts payable and accrued expenses	248,230

Net Cash Used In Operating Activities	(250,595)

Cash Flows From Financing Activities:
Payment of note payable - sponsor	(300,000)
Payment of advances from related party	(212,573)

Net Cash Used In Financing Activities	(512,573)

Net change in cash	(763,168)

Cash - Beginning of period	1,425,363

Cash - Ending of period	$662,195

Supplemental Schedule of Non-Cash Financing Activities:
Expenses paid by related party on behalf of the Company	$107,145

Change in ordinary shares subject to possible redemption	$1,627,700

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

As of June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation, the initial public offering (the “Public Offering”) and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the initial public offering and a portion of the proceeds from the sale, simultaneous with the consummation of the Public Offering, of 5,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, CIEP Sponsor Ltd., a Cayman Islands company (the “Sponsor”) in a private placement (the “Private Placement”).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2018.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

Accordingly, as of June 30, 2018 and December 31, 2017, 28,740,830 and 28,578,060, respectively, of 30,000,000 Public Shares were classified outside of permanent equity.

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

Net income (loss) per ordinary share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,333,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Pursuant to Section 850-10-20, the Company’s related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Advances from Related Parties

An Affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. These related parties paid certain administrative expenses and offering costs on behalf of the Company in the amount of $212,573. The outstanding balance on the advances was repaid in full in March 2018 and June 2018.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an Affiliate of the Sponsor a monthly fee of up to $20,000 for office space, and secretarial and administrative services. The Company incurred $60,000 and $120,000 for such expenses under the administrative services agreement for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the outstanding payable due was $120,000 and included in accounts payable and accrued expenses on the condensed balance sheet.

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

NOTE 5. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2018 and December 31, 2017, there were 30,000,000 Class A ordinary shares issued and outstanding, of which 28,740,830 shares and 28,578,060 shares were classified outside of permanent equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2018 and December 31, 2017, there were 7,500,000 Class B ordinary shares issued and outstanding. The number of Class B ordinary shares outstanding as of June 30, 2018 and December 31, 2017 excludes 1,125,000 Class B ordinary shares that were forfeited in January 2018 since the over-allotment option was not exercised by the underwriters. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the Initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares outstanding upon the completion of the Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination (,excluding securities issued as part of the Forward Purchase Units) excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Initial Business Combination.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2018 and December 31, 2017, there were no preference shares issued or outstanding.

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
June 30, 2018	$302,371,734	$302,371,734	$—	$—
December 31, 2017	$300,225,208	$300,225,208	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Since the consummation of our Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not generate any operating revenues until the completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect to continue to incur significant costs in the pursuit of our acquisition plans.

For the three and six months ended June 30, 2018, we had net income of $1,012,516 and $1,627,700, which consisted of $1,196,041 and $2,146,526 in interest income, offset by total expenses of $183,525 and $518,826, respectively. For the three months ended June 30, 2018, total expenses included $60,000 and $123,525 in related party administrative fees and general and administrative expenses, respectively. For the six months ended June 30, 2018, total expenses included $120,000 and $398,826 in related party administrative fees and general and administrative expenses, respectively.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2018, we had $662,195 in our operating bank account, $2,146,526 of interest available in the Trust Account to pay for taxes, if any, and working capital of $536,575.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in loans from the Sponsor, $212,573 in advances from related parties and the proceeds from the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the loans from the Sponsor and the advances from related parties in March and June 2018.

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

Related Party Transactions

Founder Shares

In September 2017, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In January 2018, the Sponsor effected a surrender of 1,125,000 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares from 8,625,000 to 7,500,000. The Founder Shares will automatically convert into Class A ordinary shares at the time of our Initial Business Combination and are subject to certain transfer restrictions.

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

Private Placement Warrants

Concurrently with the closing of the Public Offering, the Sponsor purchased 5,333,333 Private Placement Warrants at $1.50 per Private Placement Warrant, generating proceeds of $8.0 million in the Private Placement. The Sponsor had agreed that if the over-allotment option were exercised, the Sponsor would have purchased an additional 600,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant.

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

Related Party Loans

The Sponsor had loaned us an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Public Offering. We repaid the promissory note in full in March 2018. In addition, during the three and six months ended June 30, 2018, an affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company in the amount of $3,200 and $212,573, respectively. The outstanding balance on the advances was repaid in full in March 2018 and June 2018.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor may, but is not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Services Agreement

We agreed, commencing on the effective date of the Public Offering through the earlier of our consummation of an Initial Business Combination and our liquidation, to pay the Sponsor a total of up to $20,000 per month for office space, secretarial and administrative support. As of June 30, 2018, we accrued an aggregate of $60,000 and $120,000 in expenses in connection with such agreement on the accompanying condensed statements of operations for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, an aggregate of $120,000 in connection with such services was accrued on the accompanying condensed balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of June 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our President and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $301,000,000 of which $300,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. As of June 30, 2018, approximately $662,000 was held outside the Trust Account and was being used to fund the Company’s operating expenses. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2018.

REGALWOOD GLOBAL ENERGY LTD.

By:	/s/ Brooke B. Coburn
Name:	Brooke B. Coburn
Title:	President (Principal Executive Officer)

By:	/s/ Kevin R. Gasque
Name:	Kevin R. Gasque
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)