Form 10-Q
period 2018-09-30
Regalwood Global Energy Ltd.
filed 2018-11-13
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 13, 2018, 30,000,000 of the Company’s Class A ordinary shares, par value $0.0001 (which includes Class A ordinary shares that are underlying the Company’s units) and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”) were issued and outstanding.

REGALWOOD GLOBAL ENERGY LTD.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION	Page
Item 1. Interim Financial Statements	3
Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3
Condensed Interim Statements of Operations for the three and nine months ended September 30, 2018 (Unaudited) and the period from September 14, 2017 (date of inception) through September 30, 2017 (Unaudited)	4
Condensed Interim Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 (Unaudited)	5
Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2018 (Unaudited) and the period from September 14, 2017 (date of inception) through September 30, 2017 (Unaudited)	6
Notes to Condensed Interim Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20

PART I — FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$623,592	$1,425,363
Prepaid expenses	127,333	202,250

Total current assets	750,925	1,627,613
Investments held in Trust Account	303,754,566	300,225,208

Total assets	$304,505,491	$301,852,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$365,666	$166,784
Note payable — sponsor	—	300,000
Advances from related party	—	105,428

Total current liabilities	365,666	572,212
Deferred underwriting compensation	10,500,000	10,500,000

Total liabilities	10,865,666	11,072,212
Commitments and contingencies:
Class A ordinary shares subject to possible redemption (28,863,982 and 28,578,060 shares at approximately $10.00 per share as of September 30, 2018 and December 31, 2017, respectively)	288,639,820	285,780,600
Shareholders’ equity:
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 350,000,000 shares authorized, 1,136,018 and 1,421,940 shares issued and outstanding (excluding 28,863,982 and 28,578,060 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	113	142
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	1,965,307	4,824,498
Retained earnings	3,033,835	174,619

Total shareholders’ equity	5,000,005	5,000,009

Total liabilities and shareholders’ equity	$304,505,491	$301,852,821

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Period from September 14, 2017 (date of inception) through September 30, 2017
REVENUE	$—	$—	$—

EXPENSES
Administrative fee — related party	60,000	180,000	—
General and administrative expenses	91,316	490,142	11,375

TOTAL EXPENSES	(151,316)	(670,142)	(11,375)

OTHER INCOME
Interest income	1,382,832	3,529,358	—

TOTAL OTHER INCOME	1,382,832	3,529,358	—

Net income (loss)	$1,231,516	$2,859,216	$(11,375)

Two Class Method:
Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000	—

Basic and diluted net income per ordinary share, Class A	$0.05	$0.12	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000	7,500,000

Basic and diluted net loss per ordinary share, Class B	$(0.02)	$(0.09)	$(0.00)

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(Unaudited)

	Class A Ordinary		Class B Ordinary		Additional Paid-in Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017	1,421,940	$142	7,500,000	$750	$4,824,498	$174,619	$5,000,009
Change in ordinary shares subject to possible redemption	(285,922)	(29)	—	—	(2,859,191)	—	(2,859,220)
Net income	—	—	—	—	—	2,859,216	2,859,216

Balances as of September 30, 2018	1,136,018	$113	7,500,000	$750	$1,965,307	$3,033,835	$5,000,005

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Period from September 14, 2017 (date of inception) through September 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$2,859,216	$(11,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on Investments held in Trust Account	(3,529,358)	—
Changes in operating assets and liabilities:
Prepaid expenses	74,917	—
Accounts payable and accrued expenses	306,027	11,375

Net Cash Used In Operating Activities	(289,198)	—

Cash Flows From Financing Activities:
Payment of note payable — Sponsor	(300,000)	—
Payment of advances from related party	(212,573)	—

Net Cash Used In Financing Activities	(512,573)	—

Net decrease in cash	(801,771)	—
Cash — Beginning of period	1,425,363	—

Cash — End of period	$623,592	$—

Supplemental Schedule of Non-Cash Financing Activities:
Accounts payable paid by related party on behalf of the Company	$107,145	$—

Change in ordinary shares subject to possible redemption	$2,859,220	$—

Formation costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation, the preparation for the initial public offering (the “Public Offering”) and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering and a portion of the proceeds from the sale, simultaneous with the consummation of the Public Offering, of 5,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, CIEP Sponsor Ltd., a Cayman Islands company (the “Sponsor”) in a private placement (the “Private Placement”).

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. If the Company’s securities continue to be listed on The New York Stock Exchange, the Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

Mandatory Liquidation and Going Concern Considerations

The Company only has 24 months from the closing date of the Public Offering (until December 5, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

As of September 30, 2018, the Company does not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds in the form of working capital loans of $1,500,000 from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or December 5, 2019.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2018.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Redeemable ordinary shares

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

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

Accordingly, as of September 30, 2018 and December 31, 2017, 28,863,982 and 28,578,060, respectively, of 30,000,000 Public Shares were classified outside of permanent equity.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,333,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s condensed statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited interim condensed financial statements.

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

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments at the Public Offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Public Offering. The option to purchase the additional Units was not exercised and therefore 1,125,000 Founder Shares were forfeited by the Sponsor.

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

Administrative Service Fee

The Company agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an Affiliate of the Sponsor a monthly fee of up to $20,000 for office space, and secretarial and administrative services. The Company incurred $60,000 and $180,000 for such expenses under the administrative services agreement for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the outstanding payable due was $180,000 and included in accounts payable and accrued expenses on the condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor will, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Initial Business Combination entity at a price of $1.50 per Warrant. The Warrants would be identical to the Private Placement Warrants. As of September 30, 2018 and December 31, 2017, there were no Working Capital Loans outstanding.

NOTE 5. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2018 and December 31, 2017, there were 30,000,000 Class A ordinary shares issued and outstanding, of which 28,863,982 shares and 28,578,060 shares were classified outside of permanent equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2018 and December 31, 2017, there were 7,500,000 Class B ordinary shares issued and outstanding. The number of Class B ordinary shares outstanding as of September 30, 2018 and December 31, 2017 excludes 1,125,000 Class B ordinary shares that were forfeited in January 2018 since the over-allotment option was not exercised by the underwriters. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the Initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares outstanding upon the completion of the Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, (excluding securities issued as part of the Forward Purchase Units) excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Initial Business Combination.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2018 and December 31, 2017, there were no preference shares issued or outstanding.

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

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement, the exercise price and number of Class A ordinary shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete an Initial Business Combination within 24 months from the consummation of the Public Offering and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
September 30, 2018	$303,754,566	$303,754,566	$—	$—

December 31, 2017	$300,225,208	$300,225,208	$—	$—

NOTE 7. SUBSEQUENT EVENTS

On October 3, 2018, the Company received notice from the New York Stock Exchange (the “NYSE”) that it was not currently in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “Manual”) that the Company’s Class A ordinary shares be held by a minimum of 300 public shareholders.

Pursuant to such notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the Manual and must submit a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the notice. The Company anticipates that it will satisfy this listing requirement within such time period once it locates a target business with which to consummate an initial business combination.

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

We consummated our Public Offering on December 5, 2017. If we are unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law.

On October 3, 2018, we received notice from the New York Stock Exchange (the “NYSE”) that we were not currently in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “Manual”) that our Class A ordinary shares be held by a minimum of 300 public shareholders.

Pursuant to such notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual and must submit a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the notice. We anticipate that we will satisfy this listing requirement within such time period once it locates a target business with which to consummate an initial business combination.

Results of Operations

Since the consummation of our Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not generate any operating revenues until the completion of our Initial Business Combination. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as increased expenses for due diligence expenses. We expect to continue to incur significant costs in the pursuit of our acquisition plans.

For the three and nine months ended September 30, 2018, we had net income of $1,231,516 and $2,859,216, which consisted of $1,382,832 and $3,529,358 in interest income, offset by total expenses of $151,316 and $670,142, respectively. For the three months ended September 30, 2018, total expenses included $60,000 and $91,316 in related party administrative fees and general and administrative expenses, respectively. For the nine months ended September 30, 2018, total expenses included $180,000 and $490,142 in related party administrative fees and general and administrative expenses, respectively. For the period from September 14, 2017 (date of inception) to September 30, 2017, total expenses included $11,375 in general and administrative expenses.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2018, we had $623,592 in our operating bank account, $3,529,358 of interest available in the Trust Account to pay for taxes, if any, and working capital of $385,259.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in loans from the Sponsor, $212,573 in advances from related parties and the proceeds from the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the loans from the Sponsor and the advances from related parties in March and June 2018.

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

Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from the issuance of the accompanying condensed financial statements. Over this time period, we will be using these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

Mandatory Liquidation and Going Concern Considerations

The Company only has 24 months from the closing date of the Public Offering (until December 5, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

As of September 30, 2018, the Company does not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or December 5, 2019.

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

Related Party Loans

The Sponsor had loaned us an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Public Offering. We repaid the promissory note in full in March 2018. In addition, during the three and nine months ended September 30, 2018, an affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company in the amount of $3,200 and $212,573, respectively. The outstanding balance on the advances was repaid in full in March 2018 and June 2018.

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

Administrative Services Agreement

We agreed, commencing on the effective date of the Public Offering through the earlier of our consummation of an Initial Business Combination and our liquidation, to pay the Sponsor a total of up to $20,000 per month for office space, secretarial and administrative support. As of September 30, 2018, we accrued an aggregate of $60,000 and $180,000 in expenses in connection with such agreement on the accompanying condensed statements of operations for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, an aggregate of $180,000 in connection with such services was accrued on the accompanying condensed balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of September 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our President and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $301,000,000 of which $300,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. As of September 30, 2018, approximately $624,000 was held outside the Trust Account and was being used to fund the Company’s operating expenses. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November 2018.

REGALWOOD GLOBAL ENERGY LTD.

By:	/s/ Brooke B. Coburn
Name:	Brooke B. Coburn
Title:	President
(Principal Executive Officer)

By:	/s/ Kevin R. Gasque
Name:	Kevin R. Gasque
Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)