Form 10-K
period 2018-12-31
Regalwood Global Energy Ltd.
filed 2019-03-15
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38310

REGALWOOD GLOBAL ENERGY LTD.

(Exact name of registrants as specified in its charters)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Pennsylvania Avenue NW Suite 220 South Washington, D.C.	20004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (202) 729-5626

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share Warrants to purchase one Class A ordinary share Units, each consisting of one Class A ordinary share and one-third of one Warrant	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 15, 2019, 30,000,000 of the Company’s Class A ordinary shares (which includes Class A ordinary shares that are underlying the Company’s units) and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”) were issued and outstanding.

As of June 29, 2018, the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was $292,800,000 (based on the closing sales price of the ordinary shares on June 29, 2018 of $9.76).

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

•

“equity-linked securities” refer to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;

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

•

failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (the “NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;

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

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on September 14, 2017 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We are an investment vehicle of Carlyle International Energy Partners, L.P. (“CIEP”).

Carlyle operates one of the largest and most diversified Energy and Natural Resource alternative investment platforms in the world, with more than $27 billion in assets under management and 95 active portfolio companies focused across five distinct investment disciplines: International Energy (CIEP), North American Energy, North American Power, Global Infrastructure and Energy Mezzanine (collectively the “Carlyle Energy Platform”).

CIEP is Carlyle’s primary vehicle for international energy investing. The CIEP investment team includes 14 investment professionals who collectively bring more than 230 years of experience investing and operating energy businesses across CIEP’s targeted markets. CIEP currently holds or is committed to acquire a diversified portfolio of upstream, midstream and downstream assets spread across Europe, Latin America, Asia and Africa. The CIEP investment team led by Marcel Q. H. van Poecke (the “CIEP International Energy Investment Team”) is actively investing CIEP, a $2.5 billion fund, which had a 29% gross internal rate of return as of December 31, 2018. The CIEP International Energy Investment Team is primarily based in London.

We are led by Mr. van Poecke, Chairman of our Board of Directors, and Brooke B. Coburn, our President. Mr. van Poecke is both the Head of the CIEP International Energy Investment Team and the Chairman of our Board of Directors. Mr. van Poecke has more than 25 years of experience in the Energy sector, primarily as an entrepreneur, investor and executive manager. Mr. van Poecke is also the Chairman of Atlaslnvest group, a private holding and investment group. Mr. Coburn joined The Carlyle Group in 1996 and is currently a Managing Director, Chief Operating Officer of Carlyle’s Energy and Natural Resources Platform and Co-Head of Carlyle Growth Partners and Carlyle Equity Opportunity Fund, the US Middle Market Buyout and Growth Capital activities of The Carlyle Group. Mr. Coburn is also a member of the CIEP Investment Committee. None of CIEP, the CIEP International Energy Investment Team or the CIEP Investment Committee presently, other than our directors and officers, has any arrangement with, obligations or duties to us. For further information, please see “—Conflicts of Interest.”

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

In addition to the Carlyle Energy Platform, CIEP also benefits from access to broader capabilities inherent in the Carlyle global investment platform (which we refer to as the “One Carlyle” capabilities) including:

•	Global market capabilities resulting from 31 offices across six continents, led by local investment professionals with deep familiarity of local markets and language skills;

•	Industry insights from more than 637 investment professionals with deep sector expertise;

•

Portfolio company operational improvement capabilities deriving from more than 26 seasoned operating executives with experience helping Carlyle to accelerate growth and profitability. Additionally, Carlyle portfolio companies have the ability to access the firm’s Leveraged Purchasing Forum, which leverages the firm’s scale and scope to drive best practices and procurement discounts across various functional areas; and

•

Carlyle is one of the largest private equity issuers of deal related debt globally, with an average of $30 billion in loan and bond issuance annually. The Carlyle Global Capital Markets team ensures the direct management of the syndication and placement of Carlyle’s paper, helping us achieve best in class terms and market execution.

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

We will seek to capitalize on the experience and expertise of the Investment Committee of CIEP, which includes William E. Conway, Jr., Co-Founder, Co-Chief Executive Officer and Managing Director of The Carlyle Group, Daniel A. D’Aniello, Co-Founder and Chairman of The Carlyle Group, Glenn Youngkin, President and Chief Operating Officer of The Carlyle Group, Andrew Marino, Managing Director, and Brooke B. Coburn, Managing Director, Chief Operating Officer of The Carlyle Group’s Energy and Natural Resources platform, and Co-Head of Carlyle Growth Partners and Carlyle Equity Opportunity Fund, all of whom have extensive experience making energy investments together at The Carlyle Group over the past ten years. Kenneth Hersh, Co-Founder and Chief Executive Officer of NGP Energy Capital Management, an international energy investor with a strong track record of successful energy investments, is also a member of the Investment Committee and brings over 25 years of experience to CIEP.

In addition, we believe our ability to complete an initial business combination will be enhanced by our having entered into the forward purchase agreement pursuant to which our sponsor agreed to purchase up to 25,000,000 Class A ordinary shares, plus up to 8,333,333 warrants, for an aggregate purchase price of up to $250,000,000 in a private placement that will close substantially concurrently with the closing of our initial business combination. Our sponsor will purchase a number of forward purchase units that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the trust account (after paying the deferred underwriting discounts and commissions and giving effect to any redemptions of public shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and our sponsor to be retained by the post-business combination company for working capital or other purposes. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders in connection with our initial business combination and are intended to provide us with a minimum funding level for our initial business combination.

Business Strategy

Our business and value creation strategy will be to identify, acquire and, after our initial business combination, build a company in the international energy sector, including any of the upstream, midstream, downstream or service sectors of the oil and gas industry that complements the experience of our management team and can benefit from our management team’s operational expertise. Our acquisition strategy leverages our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the energy industry could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

We believe that subsectors within the energy market are driven by global macro trends including economic growth and industrialization, which create increased global demand for hydrocarbons, energy infrastructure and supporting services. We believe that the focus of many investors on unconventional energy projects in North America has led to a dearth of capital for energy projects in the rest of the world, which will lead to attractive risk-adjusted return opportunities internationally. In addition, the following factors are contributing to increased international opportunities:

•	over 70% of required oil and gas investments are made outside of the US, but over two thirds of capital raising has occurred in the US;

•	growing geographical mismatch between the location of oil and natural gas resources and main demand centers is set to drive an expansion of international trade;

•	a significant number of the lowest cost production basins are outside the United States;

•	limited access to debt and equity capital for energy projects outside the United States;

•	we believe that recent upstream project deferrals and cancellations should accelerate global oil production decline rates and create future supply shortages;

•	a number of energy companies announcing plans to divest non-core operations;

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

The CIEP International Energy Investment Team has seen a significant number of larger target opportunities recently. One such transaction that CIEP was involved in was its $3.9 billion acquisition of Neptune Energy Group, a global exploration and production business focused on North West Europe and with operations in North Africa and South East Asia (closing occurred in the first quarter of 2018). In addition, CIEP has built several additional large-scale portfolio companies that span the energy value chain across the globe, including upstream company Assala Energy (60kbpd operated production in Gabon; closing occurred in the fourth quarter of 2017), midstream company HES International (1.45mmcbm storage capacity across Europe), and downstream company Varo Energy (165kbpd refining capacity in North West Europe).

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

In addition, on December 5, 2017, we entered into the forward purchase agreement pursuant to which our sponsor agreed to purchase up to 25,000,000 Class A ordinary shares, plus up to 8,333,333 warrants, for an aggregate purchase price of up to $250,000,000 in a private placement that will close substantially concurrently with the closing of our initial business combination.

Our units began trading on December 1, 2017 on the New York Stock Exchange under the symbol “RWGE.U.” Commencing on January 22, 2018, the securities comprising the units began separate trading. The ordinary shares, and warrants are trading on the New York Stock Exchange under the symbols “RWGE” and “RWGE WS,” respectively.

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

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may, at our option, pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation, which we refer to as an “Affiliated Joint Acquisition.” Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a future issuance of equity or equity-linked securities to any such entity.

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

Financial Position

With funds available for a business combination as of December 31, 2018 in the amount of $294,842,146, after payment of $10,500,000 of deferred underwriting discounts and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

In addition, we believe our ability to complete an initial business combination will be enhanced by our having entered into the forward purchase agreement pursuant to which our sponsor agreed to purchase up to 25,000,000 Class A ordinary shares, plus up to 8,333,333 warrants, for an aggregate purchase price of up to $250,000,000 in a private placement that will close substantially concurrently with the closing of our initial business combination.

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

These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus relating to our initial public offering or reports we file with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee, or other compensation for introducing a target business to us. We agreed to reimburse our sponsor up to a total of up to $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor, officers and directors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the trust account not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor entered into an agreement with us, pursuant to which it agreed to waive its redemption rights with respect to its founder shares and any public shares it may hold in connection with the completion of our initial business combination. The other members of our management team entered into agreements similar to the one entered into by our sponsor with respect to any public shares acquired by them in or after our initial public offering.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares voted are voted in favor of the business combination. In such case, our sponsor agreed to vote its founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 11,250,000, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote, or how they vote on, the proposed transaction. In addition, our sponsor entered into an agreement with us, pursuant to which it agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the completion of a business combination. The other members of our management team entered into agreements similar to the one entered into by our sponsor with respect to any public shares acquired by them in or after our initial public offering.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our sponsor entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or management team acquire public shares on the open market after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers and directors agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus the interest earned on the funds in the trust account available to us, although we cannot assure you that there will be sufficient funds for such purpose. If those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We believe our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination and you would receive such lesser amount per share in connection with any redemption of your public shares.

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

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain audited financial statements and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed in September 2017 under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

In connection with the consummation of our initial public offering, on December 5, 2017, we entered into a forward purchase agreement with our sponsor pursuant to which it agreed to purchase up to 25,000,000 Class A ordinary shares, plus up to 8,333,333 warrants, for an aggregate purchase price of up to $250,000,000 in a private placement that will close substantially concurrently with the closing of our initial business combination.

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

Our sponsor owns 20% of our outstanding ordinary shares. Our sponsor and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we seek shareholder approval of our initial business combination, our sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote. As a result, in addition to our sponsor’s founder shares, we would need 11,250,000, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

You will not have any rights or interests in funds from the trust account except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our units, Class A ordinary shares and warrants are currently listed on the NYSE. Although we expect to continue to meet the minimum initial listing standards established by the NYSE, our securities may not continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets of at least $5,000,001 upon the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account, together with the interest that may be released to us, are insufficient it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2018, we had $565,693 in cash held outside the trust account to fund our working capital requirements. We also have access to interest earned on the funds held in the trust account to pay taxes. We believe that such funds will be sufficient to allow us to operate until at least 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except our independent registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We believe our sponsor’s only assets are securities of the company. Therefore, our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per share.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted which may make it difficult for us to complete our initial business combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we agreed to use our reasonable best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In addition, the private placement warrants may be exercised on a cashless basis at any time once they are generally exercisable, and therefore, you may be required to hold warrants purchased by you in our initial public offering while our sponsor may exercise and sell our Class A ordinary shares issuable upon exercise of its private placement warrants.

The grant of registration rights to our sponsor and holders of our forward purchase securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement, our sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants.

Pursuant to the forward purchase agreement, we agreed that we will use our reasonable best efforts to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and the underlying Class A ordinary shares) and to cause such registration statement to be declared effective as soon as practicable after it is filed. Assuming the founder shares convert on a one-for-one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 32,500,000 Class A ordinary shares and up to 13,666,666 warrants are subject to registration under these agreements.

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

We may consider a business combination with a target business operating in any industry our management chooses, including one outside of our management’s area of expertise. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the significant risk factors. An investment in our securities may not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a business combination candidate.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 ordinary shares, including 350,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 10,000,000 preference shares, par value $0.0001 per share. There are 320,000,000 and 42,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, the forward purchase shares or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

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

Until we consummate our initial business combination, each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities (including Carlyle Funds) pursuant to which such officer or director is or will be required to present a business combination opportunity to such other entity and not us. For example, our management team will be comprised of employees of Carlyle who serve on the CIEP International Energy Investment Team, which sources investment opportunities for CIEP. Our chairman of the board, Mr. van Poecke, leads the CIEP International Energy Investment Team and is chairman of Altaslnvest, which invests across the energy industry and serves as a subadvisor to Carlyle in connection with CIEP, among other activities. Our president, Mr. Coburn, serves on the investment committee of CIEP and other energy-focused private equity funds and is a director to another special purpose acquisition company, Capital Investment Corp. IV. Investment ideas generated in connection with these other entities may be suitable for both us and for such other entity, including CIEP, and may be directed to such other entity rather than to us. If any members of our management team becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our amended and restated memorandum and articles of association provide that any business opportunity offered to any of our officers or directors shall be presented to the company only to the extent that such business opportunity is expressly offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are permitted to complete on a reasonable basis. For the avoidance of doubt, business combination opportunities presented to our officers or directors in the context of their positions with any other entity, including CIEP, to which they have fiduciary or contractual obligations will in any event be deemed presented to him or her in his or her capacity as a representative of such other entity. Due to these other fiduciary and contractual obligations, our officers and directors have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

If we seek shareholder approval of our initial business combination, our sponsor agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor agreed to vote its founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 11,250,000, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our sponsor owns shares representing 20% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

The net proceeds from our initial public offering and the private placement of warrants and the forward purchase securities (assuming the terms of the forward purchase agreement are met) will provide us with approximately $544,842,146 that we may use to complete our initial business combination (after payment of the $10,500,000 of deferred underwriting commissions being held in the trust account).

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement relating to our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

We believe conditions exist that raise substantial doubt about our ability to continue as a going concern because if we do not complete a business combination by December 5, 2019 then we will have to cease all operations except for the purpose of winding down and liquidating. A “going concern” opinion could impair our ability to finance our initial business combination through the sale of equity, incurring debt, or other financing alternatives. There can be no assurance that we will be able to consummate an initial business combination by December 5, 2019.

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

Our sponsor, officers and directors agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. The forward purchase shares will not be issued until completion of our initial business combination and, accordingly, will not be included in any shareholder vote until such time.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. To do so, we would need approval from 5,000,001 public warrants to amend the terms of the warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants and the forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet negotiated the acquisition of a specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants and the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices for our units, for the period from December 1, 2017 through December 31, 2018, and for our Class A ordinary shares and warrants, for the period from January 22, 2018 through December 31, 2018, as reported on the NYSE.

	Units (RWGE.U)		Class A ordinary shares (RWGE)		Warrants (RWGE WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2018:
Quarter ended March 29, 2018 (1)	$9.78	$9.60	$10.10	$9.91	$1.25	$0.98
Quarter ended June 29, 2018	$9.85	$9.65	$10.25	$9.98	$1.35	$1.01
Quarter ended September 28, 2018	$9.86	$9.76	$10.40	$10.00	$1.65	$1.22
Quarter ended December 31, 2018	$9.88	$9.76	$10.45	$10.14	$1.70	$1.08

(1)	Beginning on January 22, 2018 with respect to RWGE and RWGE WS.

(b)    Holders

On December 31, 2018, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of our Class B ordinary shares and two holders of record of our warrants.

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

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

In connection with our initial public offering, the company incurred offering costs of approximately $17,419,000 (including underwriting commissions of $6,000,000 and deferred underwriting commissions of $10,500,000). Other incurred offering costs consisted principally of formation and preparation fees related to the initial public offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, the total net proceeds from our initial public offering and the private placement of the private placement warrants was approximately $301,000,000 of which $300,000,000 (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. As of December 31, 2018, approximately $566,000 was held outside the trust account and was being used to fund the company’s operating expenses. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations.

(f)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors, including the forward purchase shares:

•

may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

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

As indicated in the accompanying financial statements, as of December 31, 2018, we had $565,693 in cash. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

Our entire activity for the year ended December 31, 2018 consisted of the search for a target business with which to consummate an initial business combination. As of December 31, 2018, $565,693 was held outside the trust account and was being used to fund the company’s operating expenses. Subsequent to the closing of our initial public offering on December 5, 2017, our normal operating costs included costs associated with our search for the business combination, costs associated with our governance and public reporting and charges of up to $20,000 per month from our sponsor for administrative services.

For the year ended December 31, 2018, we had net income of $4,312,427, which consisted of approximately $5,116,938 of interest income, offset by approximately $564,511 general and administrative costs including an administration fee of $240,000.

For the period from September 14, 2017 (date of inception) through December 31, 2017, we had net income of $174,619.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $566,000 in cash in our operating bank account and working capital of approximately $251,000.

Until the consummation of our initial public offering, our only source of liquidity was an initial sale of the founder shares to our sponsor and the proceeds of loans from our sponsor in the amount of $300,000. In connection with our initial public offering, we incurred offering costs of $17,419,000 (including underwriting discounts of $6,000,000 and deferred underwriting discounts of $10,500,000). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering.

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

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, officers and directors or their respective affiliates intend to loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of any such loans have not been determined, and no written agreement exists with respect thereto. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

At December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On December 5, 2017, in connection with our initial public offering, we entered into an administrative services agreement with our sponsor, pursuant to which we pay a total of up to $20,000 per month for office space, utilities and administrative support. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees.

The underwriters of our initial public offering are entitled to underwriting discounts of 5.5%, of which 2.0% ($6,000,000) was paid at the closing of our initial public offering, and 3.5% ($10,500,000) has been deferred. The deferred underwriting discounts will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts.

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

Concentration of credit risk

Financial instruments that potentially subject the company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the company had not experienced losses on this account and management believes the company is not exposed to significant risks on such account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The company’s management determined that the Cayman Islands is the company’s only major tax jurisdiction. The company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the company. Consequently, income taxes are not reflected in the company’s financial statements.

Redeemable ordinary shares

All of the 30,000,000 Class A ordinary shares sold as parts of the units in the initial public offering contain a redemption feature which allows for the redemption of such shares under the company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480, redemption provisions not solely within the control of the company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

Accordingly, as of December 31, 2018 and 2017, 29,009,303 and 28,578,060 public shares, respectively, of 30,000,000 public shares were classified outside of permanent equity.

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

The company’s statements of operations include a presentation of net income per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For the year ended December 31, 2018, our efforts have been limited to the search for a target business with which to consummate an initial business combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities for the year ended December 31, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

At December 31, 2018, $305,342,146 was held in the trust account for the purposes of consummating an initial business combination. If we complete an initial business combination within 24 months after the consummation of our initial public offering, funds in the trust account will be used to pay for the business combination redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $10,500,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operation.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report and is incorporated herein by reference.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2018 and 2017	F-3
Statements of Operations for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017	F-4
Statement of Changes in Shareholders’ Equity for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017	F-5
Statements of Cash Flows for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017	F-6
Notes to Financial Statements	F-7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Position
Marcel Q. H. van Poecke	58	Chairman of the Board
Robert Maguire	62	Director
Peter L. O’Brien	48	Director
Jacob Shields Ulrich	65	Director
Philippe Boisseau	56	Director
Brooke B. Coburn	48	President
Kevin R. Gasque	40	Chief Financial Officer, Secretary and Treasurer

Marcel Q. H. van Poecke is the Chairman of our Board of Directors. Mr. van Poecke has more than 25 years of experience in the Energy sector, primarily as an entrepreneur, investor and executive manager. He is the Chairman of Atlaslnvest group, a private holding and investment group and he served in that capacity since he founded it in 2007. Atlaslnvest is engaged in investments across the broad energy spectrum. Since 2013, Mr. van Poecke has been the Head of the CIEP International Energy Investment Team. CIEP focuses on the energy sector outside North America with a particular focus on oil and gas: upstream, midstream, downstream and oil field. Since 2009, Mr. van Poecke has been the Chairman of the non-executive Board of Oranje-Nassau Energie (ONE), an Atlaslnvest portfolio company with oil and gas assets in the North Sea and West Africa, with a long track-record of running a diversified upstream portfolio. Furthermore, Mr. van Poecke is Director or non-executive Director of the following CIEP portfolio companies: Assala Energy (since 2016), BSOG Activity Holding SRL (since 2016), Discover Exploration (since 2012), HES International B.V. (since 2014), Mazarine Energy B.V. (since 2016), Neptune Energy Group Limited (since 2016) and Varo Energy B.V. (since 2013). Prior to the forming of Atlaslnvest, Mr. van Poecke founded Petroplus from a management buyout in 1993 and successfully led its growth into the largest independent oil refiner in Europe through several major acquisitions and divestments as Chief Executive Officer. Petroplus was taken private in 2005 in a transaction led by Carlyle/Riverstone and management. In 2006, Mr. van Poecke exited Petroplus following the company’s successful IPO on the Zurich stock exchange. Mr. van Poecke has a degree in Agricultural Business Administration from the University of Wageningen and a Masters in Business Administration from the William E. Simon School of Management of the University of Rochester.

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

Peter L. O’Brien is a member of our Board of Directors. Mr. O’Brien invests in energy and financial services sector start-ups, with a focus on Russian companies, and also serves as a consultant for energy companies. Mr. O’Brien is a member of the board of directors of several publicly traded companies. Since 2012, Mr. O’Brien has been a director and Chairman of the Audit Committee of PAO TMK. Mr. O’Brien has also been the Chairman of the Board of Directors of Transfm-M since 2013. Since 2015, Mr. O’Brien has served as a director of Transcontainer (USA), Inc. and as a director and Chairman of the Audit Committee of T Plus Group. In 2017, Mr. O’Brien became a member of the Board of Directors of Sberbank CIB USA. From 2006 to 2011, Mr. O’Brien served as Chief Financial Officer of Rosneft, an integrated oil company in Russia, during which time, Rosneft completed an initial public offering. From 2002 to 2006, Mr. O’Brien was the head of Morgan Stanley’s Investment Banking practice in Moscow, with a focus on the oil & gas sector. Mr. O’Brien has a degree in Russian Studies from Duke University and a Masters in Business Administration from Columbia Business School, and graduated from the Advanced Management Program at Harvard Business School.

Jacob Shields Ulrich is a member of our Board of Directors. Since 2013, Mr. Ulrich has been the non-executive Chairman of the Board of Directors of Sterling Resources Ltd., an exploration and production company that had assets in the UK, North Sea, Romania, Netherlands and France. From 2013 to 2016, Mr. Ulrich served as Chief Executive Officer of Sterling Resources Ltd. Prior to joining Sterling, Mr. Ulrich advised various natural resources companies and has been the non-executive Chairman of the Board of Astrakhan Oil Co. since 2011. Mr. Ulrich also served on the board of Mediterranean Oil & Gas (2012-2014) and Mitra (2012-2015). From 2008 to 2011, Mr. Ulrich was a Senior Energy Advisor in Och-Ziff Capital Management Group in London, where he was responsible for developing Och-Ziff s portfolio of upstream, renewable and infrastructure investments in the EU, Africa and Middle East. Mr. Ulrich has a degree in Engineering from the University of Maryland and a Masters in Business Administration from the University of Chicago.

Philippe Boisseau is a member of our Board of Directors. Mr. Boisseau also serves as a member of the advisory board of the Energy Intelligence Group since 2018 and as an advisor to the Carlyle Group since December 2017. He is also on the board of Assala Energy since December 2017 and since December 2018 on the board of Enermech, two Carlyle International Energy Partners Assets. He also serves on the board of I-Pulse Inc. since

November 2017. Finally, he serves as senior advisor to Tellurian Inc. a US gas liquefaction Company. Previously, Mr. Boisseau served as President, Marketing and Services, a global division of the Total Group and a member of the Executive Committee of Total S.A. (EPA: FP), a French oil and gas company, from January 2012 to April 2016. Mr. Boisseau also served as President of Total Gas et Energies Nouvelles (formerly known as Total Gas & Power), a division of Total S.A., from February 2007 to December 2011 and remained in charge of the New Energies activities until April 2016. He also previously served as a member of Total S.A.’s Management Committee since January 2005. He served as President, Middle East of Total S.A.’s Exploration & Production division between 2002 and February 2007 and, before that, as General Manager of Total Austral in Argentina from 1999 to 2002. From 1995 to 1999, he worked in several management positions within the Refining and Marketing division in the United States and France. At the beginning of his career, he served in various positions within French government ministries. Mr. Boisseau graduated from the leading French engineering school, École Polytechnique, and also holds a DEA (master’s degree) in particle physics from the École Normale Supérieure.

Brooke B. Coburn has served as President since our inception. Mr. Coburn joined The Carlyle Group in 1996 and is currently a Managing Director, Chief Operating Officer of Carlyle’s Energy and Natural Resources Platform, a position he has held since 2016, and, since 2006, has served as Co-Head of Carlyle Growth Partners and Carlyle Equity Opportunity Fund, the US Middle Market Buyout and Growth Capital activities of The Carlyle Group. Mr. Coburn is a founding member of Carlyle’s US Middle Market and Growth practice. Mr. Coburn serves on the investment committees of Carlyle’s three global Middle Market and Growth Capital investment funds, as well as the firm’s four global Energy & Natural Resource funds, including CIEP. Since June 2017, Mr. Coburn has served as a member of the Board of Directors of Capitol Investment Corp. IV, an unaffiliated special purpose acquisition company which trades on the NYSE. Other than any fees received by Mr. Coburn in connection with serving as a director, to our knowledge, none of our affiliates has received any benefits from Capitol Investment Corp. IV. As of the date of this Annual Report, Capitol Investment Corp. IV. has not completed an initial business combination. From June 2007 until its merger with Two Harbors in October 2009, Mr. Coburn served as a Special Advisor to Capitol Acquisition Corp. Since he joined Carlyle in 1996, Mr. Coburn has led or co-led more than 25 Carlyle investments across a broad range of sectors including cybersecurity, communications, energy and natural resources, media, software and technology-enabled services. Investments include Apollo Global (acquired by Apollo Group), Bredbandsbolaget (acquired by Telenor), Catapult Learning, Coalfire Systems, Command Information (acquired by Salient Federal), Core Location (acquired by El Paso Global Networks), ECI Software (acquired by Apax Partners), Gemcom Software (acquired by Dassault Systemes), Genesis Cable (acquired by Benchmark Communications), Matrics Technologies (acquired by Symbol Technologies), Neptune Communications (acquired by Global Crossing), NetMotion Wireless, NorthPoint Communications (IPO), Pacific Telecom Cable (acquired by management), Prime Communications (acquired by Comcast), PrimeSport, Sonitrol Holding Corp. (acquired by Stanley Works), WCI Cable (acquired by Alaska Communications), Wall Street English (acquired by Pearson plc), Wall Street Institute (acquired by Pearson plc) and Worldstrides (acquired by Metalmark and management). Prior to joining Carlyle, Mr. Coburn was with Salomon Brothers, Inc. where he focused on M&A and capital raising assignments in the Media & Communications Group. Mr. Coburn received his B.A. from Princeton University with honors. Mr. Coburn serves on the boards of several non-profit organizations, including the Washington National Cathedral, where he also serves as Chairman of the Investment Committee.

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

We have two officers. Mr. Coburn has served as our President and Mr. Gasque has served our Chief Financial Officer, Secretary and Treasurer, each since inception.

Committees of the Board of Directors

Audit Committee

Jacob Shields Ulrich, Peter L. O’Brien and Philippe Boisseau serve as members of our audit committee, all of whom are independent. Each member of the audit committee is financially literate and our board of directors has determined that Peter L. O’Brien qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee operates pursuant to a charter and is responsible for:

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

The guidelines for selecting nominees, which are specified in the charter of the nominating committee, generally provide that persons to be nominated:

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

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Peter L. O’Brien, Jacob Shields Ulrich and Robert Maguire. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Notwithstanding the foregoing, as indicated above, other than the up to $20,000 per month administrative fee payable to an affiliate of our sponsor and reimbursement of expenses, no other compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16 (a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation Discussion and Analysis

Commencing on September 14, 2017 through the earlier of the consummation of our initial business combination or our liquidation, we will pay our sponsor up to $20,000 per month for office space, utilities and secretarial support. We will not pay any compensation, including finder’s and consulting fees, to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,500,000 Class B ordinary shares outstanding as of March 15, 2019. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Angelo, Gordon & Co., L.P.(2)	—	—	2,000,000	6.67%	5.33%
Fir Tree Capital management LP(3)	—	—	1,500,000	5.00%	4.00%
Polar Asset Management Partners Inc.(4)	—	—	2,200,400	7.33%	5.87%
Apollo Credit Strategies Master Fund Ltd.(5)	—	—	2,960,762	9.87%	7.90%
Adage Capital Partners, L.P.(6)	—	—	1,999,998	6.67%	5.33%
Weiss Asset Management(7)	—	—	2,552,181	8.51%	6.81%
CIEP Sponsor Ltd.(8)	7,500,000	100.0%	—	—	20.00%
Marcel Q. H. van Poecke	—	—	—	—
Robert Maguire	—	—	—	—
Peter L. O’Brien	—	—	—	—
Jacob Shields Ulrich	—	—	—	—	—
Brooke B. Coburn	—	—	—	—	—
Kevin R. Gasque	—	—	—	—	—
Philippe Boisseau
All directors and executive officers as a group (seven individuals)	—	—	—	—	—

*	Less than 1 percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o The Carlyle Group, 1001 Pennsylvania Avenue N.W., Suite 220 South, Washington, D.C. 20004.
(2)

As of December 31, 2018, as reported on Schedule 13G. Angelo, Gordon & Co., L.P. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The business address of Angelo, Gordon & Co., L.P. is 245 Park Avenue, New York, New York 10167. The shares are owned by Angelo, Gordon & Co., L.P. The sole general partner of Angelo, Gordon & Co., L.P is AG Partners, L.P., and the general partner of AG Partners, L.P. is JAMG LLC.

(3)

As of December 31, 2018, as reported on Schedule 13G. Fir Tree Capital Management LP is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The business address of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor, New York, New York 10036.

(4)

As of December 31, 2018, as reported on Schedule 13G. Polar Asset Management Partners Inc. is a company incorporated under the laws of Ontario, Canada which serves as the investment manager to Polar Multi Strategy Master Fund (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the Class A ordinary shares directly held by the Polar Vehicles. The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)

As of December 31, 2018, as reported on Schedule 13G. The business address of Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”) is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1 and 1104, Cayman Islands. The business address of Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”) is One Manhattanville Road, Suite 201, Purchase, New York 10577. The business office of each of Apollo ST Fund Management LLC (“ST Management”), Apollo ST Operating LP (“ST Operating”), Apollo ST Capital LLC (“ST Capital”), ST Management Holdings, LLC (“ST Management Holdings”), Apollo A-N Credit Management, LLC (“A-N Credit Management”), Apollo Capital Management, L.P. (“Capital Management”), Apollo Capital management GP, LLC (“Capital Management GP”), Apollo Management Holdings, L.P. (“Management Holdings”) and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is 9 W. 57th Street, 43rd Floor, New York, 10019. Credit Strategies and A-N Credit each hold securities of the company. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. Capital Management serves as the sole member of A-N Credit Management and the sold member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings.

(6)

As of December 31, 2018, as reported on Schedule 13G. The business address of each of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. ACP has the power to dispose of and the power to vote the Class A ordinary shares beneficially owned by it, which power may be exercised by its general partners, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A ordinary shares beneficially owned by ACP.

(7)

As of December 31, 2018, as reported on Schedule 13G. The business address of each of Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), BIP GP LLC, a Delaware limited liability company (“BIP GP”), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”) is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP.

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

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions,

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

In connection with the consummation of the initial public offering, we entered into a forward purchase agreement with our sponsor pursuant to which it agreed to purchase up to 25,000,000 Class A ordinary shares, plus up to 8,333,333 warrants, for a purchase price of $10.00 per forward purchase unit, or an aggregate purchase price of up to $250,000,000 in a private placement that will close substantially concurrently with the closing of our initial business combination. Our sponsor will purchase a number of forward purchase units that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the trust account (after paying the deferred underwriting discounts and commissions and giving effect to any redemptions of public shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and our sponsor to be retained by the post-business combination company for working capital or other purposes. Our sponsor’s obligation to purchase forward purchase units is conditioned on, among other things, our completing an initial business combination with a company engaged in a business that is within the investment objectives of CIEP and on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to CIEP. The investment objective of CIEP is to make equity investments in energy companies (excluding power generation, transmission and renewable energy) that are primarily based or operating outside of North America. In addition, the forward purchase agreement provides that without the consent of our sponsor, we may not issue any securities in connection with our initial business combination other than the forward purchase securities.

In determining whether a business combination target is reasonably acceptable to CIEP, we expect that CIEP would consider many of the same criteria as we will consider, but will consider whether the investment is an appropriate investment for CIEP.

We currently maintain our executive offices at 1001 Pennsylvania Avenue N.W., Suite 220 South, Washington, D.C. 20004. The cost for our use of this space is included in the up to $20,000 per month fee we will pay to our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During the year ended December 31, 2018, the fee in connection with such services was $240,000.

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

We entered into a registration rights agreement with our sponsor with respect to the founder shares and private placement warrants and warrants issuable upon conversion of working capital loans (if any). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, upon the earlier of (A) one year after the completion of our initial business combination or (B) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, provided that, notwithstanding the foregoing, the founder shares will be released from the lock-up if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Jacob Shields Ulrich, Peter L. O’Brien, Robert Maguire, Marcel Q. H. van Poecke and Philippe Boisseau are “independent directors” as defined in the NYSE listing standards and that Messrs. Ulrich, O’Brien and Boisseau are independent with respect to applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017, including services in connection with our initial public offering, totaled $67,000 and $49,500, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement, dated December 5, 2017, between the Company and Continental Stock Transfer & Trust Company.(2)

10.1	Private Placement Warrants Purchase Agreement, dated November 30, 2017, between the Company and the Sponsor.(1)

10.2	Form of Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company.(2)

10.3	Investment Management Trust Account Agreement, dated December 5, 2017, between the Company and Continental Stock Transfer & Trust Company.(2)

10.4	Registration Rights Agreement, dated December 5, 2017, between the Company and the Sponsor.(2)

10.5	Administrative Services Agreement, dated December 5, 2017, by and between the Company and the Sponsor.(2)

10.6	Forward Purchase Agreement, dated December 5, 2017, between the Company and the Sponsor.(2)

14.1	Code of Ethics.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 6, 2017.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2017.
(3)	Incorporated by reference to the registrant’s Amendment No. 3 to Form S-1, filed with the SEC on November 24, 2017.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2019	REGALWOOD GLOBAL ENERGY LTD.

	By:	/s/ Brooke B. Coburn
	Name:	Brooke B. Coburn
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Brooke B. Coburn Brooke B. Coburn	President (Principal Executive Officer)	March 15, 2019

/s/ Kevin R. Gasque Kevin R. Gasque	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2019

/s/ Marcel Q. H. van Poecke Marcel Q. H. van Poecke	Director	March 15, 2019

/s/ Robert Maguire Robert Maguire	Director	March 15, 2019

/s/ Philippe Boisseau Philippe Boisseau	Director	March 15, 2019

REGALWOOD GLOBAL ENERGY LTD.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements of Regalwood Global Energy Ltd.:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2018 and 2017	F-3
Statements of Operations for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017	F-4
Statement of Changes in Shareholders’ Equity for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017	F-5
Statements of Cash Flows for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regalwood Global Energy Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regalwood Global Energy Ltd. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from September 14, 2017 (date of inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by December 5, 2019, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 15, 2019

REGALWOOD GLOBAL ENERGY LTD.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$565,693	$1,425,363
Prepaid expenses	97,083	202,250

Total current assets	662,776	1,627,613
Investments held in Trust Account	305,342,146	300,225,208

Total assets	$306,004,922	$301,852,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$399,617	$166,784
Note payable — sponsor	—	300,000
Advances from related party	12,269	105,428

Total current liabilities	411,886	572,212
Deferred underwriting compensation	10,500,000	10,500,000

Total liabilities	10,911,886	11,072,212
Commitments and contingencies:
Class A ordinary shares subject to possible redemption (29,009,303 and 28,578,060 shares at approximately $10.00 per share as of December 31, 2018 and 2017, respectively)	290,093,030	285,780,600

Shareholders’ equity:
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 350,000,000 shares authorized, 990,697 and 1,421,940 shares issued and outstanding (excluding 29,009,303 and 28,578,060 shares subject to possible redemption) at December 31, 2018 and 2017, respectively	99	142
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	512,111	4,824,498
Retained earnings	4,487,046	174,619

Total shareholders’ equity	5,000,006	5,000,009

Total liabilities and shareholders’ equity	$306,004,922	$301,852,821

See accompanying notes to financial statements.

REGALWOOD GLOBAL ENERGY LTD.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2018	For the Period from September 14, 2017 (date of inception) through December 31, 2017
REVENUE	$—	$—

EXPENSES
Administrative fee — related party	240,000	—
General and administrative expenses	564,511	50,589

TOTAL EXPENSES	(804,511)	(50,589)

OTHER INCOME
Interest income	5,116,938	225,208

TOTAL OTHER INCOME	5,116,938	225,208

Net income	$4,312,427	$174,619

Two Class Method:
Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000

Basic and diluted net income per ordinary share, Class A	$0.17	$0.01

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000

Basic and diluted net loss per ordinary share, Class B	$(0.11)	$(0.01)

See accompanying notes to financial statements.

REGALWOOD GLOBAL ENERGY LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from September 14, 2017 (date of inception) through December 31, 2018

	Class A Ordinary		Class B Ordinary		Additional Paid-in Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of September 14, 2017	—	$—	—	$—	$—	$—	$—
Sale of Class B ordinary shares to Sponsor at approximately $0.002 per share	—	—	7,500,000	750	24,250	—	25,000
Sale of Units in Public Offering	30,000,000	3,000	—	—	299,997,000	—	300,000,000
Underwriters’ discount and offering expenses	—	—	—	—	(17,419,010)	—	(17,419,010)
Sale of 5,333,333 Private Placement Warrants at $1.50 per warrant	—	—	—	—	8,000,000	—	8,000,000
Shares subject to possible redemption	(28,578,060)	(2,858)	—	—	(285,777,742)	—	(285,780,600)
Net income	—	—	—	—	—	174,619	174,619

Balances as of December 31, 2017	1,421,940	142	7,500,000	750	4,824,498	174,619	5,000,009
Change in value of ordinary shares subject to possible redemption	(431,243)	(43)	—	—	(4,312,387)	—	(4,312,430)
Net income	—	—	—	—	—	4,312,427	4,312,427

Balances as of December 31, 2018	990,697	$99	7,500,000	$750	$512,111	$4,487,046	$5,000,006

See accompanying notes to financial statements.

REGALWOOD GLOBAL ENERGY LTD.

STATEMENTS OF CASH FLOWS

Cash Flows From Operating Activities:	For the Year Ended December 31, 2018	For the Period from September 14, 2017 (date of inception) through December 31, 2017
Net income	$4,312,427	$174,619
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on Investments held in Trust Account	(5,116,938)	(225,208)
Changes in operating assets and liabilities:
Prepaid expenses	105,167	(12,250)
Accounts payable and accrued expenses	352,263	62,839

Net Cash Used In Operating Activities	(347,081)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(300,000,000)

Net Cash Used In Investment Activities	—	(300,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	300,000,000
Proceeds from sale of Private Placement Warrants	—	8,000,000
Payment of underwriter discounts and commissions	—	(6,000,000)
Payment of offering costs	—	(574,637)
Payment of advances from related party	(212,589)	—
Payment of related party promissory note	(300,000)	—

Net Cash Provided By (Used In) Financing Activities	(512,589)	301,425,363

Net increase (decrease) in cash	(859,670)	1,425,363
Cash at beginning of period	1,425,363	—

Cash at end of period	$565,693	$1,425,363

Supplemental disclosure of non-cash financing activities:
Change in value of ordinary shares subject to possible redemption	$4,312,430	$285,780,600

Payment to related parties for offering costs and general and administrative expenses paid on behalf of the Company	$119,430	$405,428

Deferred underwriters’ discounts and commissions	$—	$10,500,000

Offering costs included in accrued expenses	$—	$103,945

Offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000

See accompanying notes to financial statements.

REGALWOOD GLOBAL ENERGY LTD.

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

As of December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation, the preparation for the initial public offering (the “Public Offering”) and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering and a portion of the proceeds from the sale, simultaneous with the consummation of the Public Offering, of 5,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, CIEP Sponsor Ltd., a Cayman Islands company (the “Sponsor”) in a private placement (the “Private Placement”).

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

Pursuant to such notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the notice. The Company anticipates that it will satisfy this listing requirement within such time period once it locates a target business with which to consummate an initial business combination.

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

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. If the Company’s securities continue to be listed on the NYSE, the Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete an Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s officers or directors acquires any Class A ordinary shares in or after the Public Offering, such person will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an Initial Business Combination within the prescribed time period.

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

Mandatory Liquidation and Going Concern Considerations

The Company only has 24 months from the closing date of the Public Offering (until December 5, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on December 5, 2019.

As of December 31, 2018, the Company does not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds in the form of working capital loans of up to $1,500,000 from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or December 5, 2019. See Note 4.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As discussed in Note 1, all of the 30,000,000 Public Shares contain a redemption feature which allows for the redemption of such shares under the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC Topic 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

Accordingly, as of December 31, 2018 and 2017, 29,009,303 and 28,578,060, respectively, of 30,000,000 Public Shares were classified outside of permanent equity.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,333,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or twelve months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

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

The Company paid underwriting discounts of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

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

Forward Purchase Agreement

On December 5, 2017, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which the Sponsor agreed to purchase Units consisting of up to 25,000,000 Class A ordinary shares, plus up to 8,333,333 warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of up to $250,000,000 or $10.00 per unit (collectively, the “Forward Purchase Units”). The Forward Purchase Warrants have the same terms as the Private Placement Warrants.

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

Advances from Related Parties

An Affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. These related parties paid certain administrative expenses and offering costs on behalf of the Company in the amount of $224,842. The outstanding balance on the December 31, 2018 and 2017 was $12,269 and $105,428, respectively.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an Affiliate of the Sponsor a monthly fee of up to $20,000 for office space, and secretarial and administrative services. The Company incurred $240,000 for such expenses under the administrative services agreement for the year ended December 31, 2018. As of December 31, 2018, the outstanding payable due was $240,000 and included in accounts payable and accrued expenses on the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor intends to loan the Company funds (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Initial Business Combination entity at a price of $1.50 per Warrant. The Warrants would be identical to the Private Placement Warrants. As of December 31, 2018 and 2017, there were no Working Capital Loans outstanding.

NOTE 5. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2018 and 2017, there were 30,000,000 Class A ordinary shares issued and outstanding, of which 29,009,303 shares and 28,578,060 shares were classified outside of permanent equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2018 and 2017, there were 7,500,000 Class B ordinary shares issued and outstanding. The number of Class B ordinary shares outstanding as of December 31, 2018 and December 31, 2017 excludes 1,125,000 Class B ordinary shares that were forfeited in January 2018 since the over-allotment option was not exercised by the underwriters. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the Initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares outstanding upon the completion of the Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, (excluding securities issued as part of the Forward Purchase Units) excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Initial Business Combination.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2018 and 2017, there were no preference shares issued or outstanding.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) twelve months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
December 31, 2018	$305,342,146	$305,342,146	$—	$—

December 31, 2017	$300,225,208	$300,225,208	$—	$—