Form 10-K/A
period 2018-12-31
Regalwood Global Energy Ltd.
filed 2019-06-25
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Regalwood Global Energy Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019 (the “Original Filing”), to file revised certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to refer as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 15. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-Kto be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2019	REGALWOOD GLOBAL ENERGY LTD.

	By:	/s/ Brooke B. Coburn
	Name:	Brooke B. Coburn
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brooke B. Coburn Brooke B. Coburn	President (Principal Executive Officer)	June 25, 2019

/s/ Kevin R. Gasque Kevin R. Gasque	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	June 25, 2019

/s/ Marcel Q. H. van Poecke Marcel Q. H. van Poecke	Director	June 25, 2019

/s/ Robert Maguire Robert Maguire	Director	June 25, 2019

/s/ Philippe Boisseau Philippe Boisseau	Director	June 25, 2019