Form 10-Q/A
period 2019-03-31
Regalwood Global Energy Ltd.
filed 2019-06-25
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Regalwood Global Energy Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2019 (the “Original Filing”), to file revised certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment as Exhibits 31.1 and 31.2.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of June 2019.

REGALWOOD GLOBAL ENERGY LTD.

By:	/s/ Brooke B. Coburn
Name:	Brooke B. Coburn
Title:	President
(Principal Executive Officer)

By:	/s/ Kevin R. Gasque
Name:	Kevin R. Gasque
Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)