Form 10-Q
period 2019-06-30
Regalwood Global Energy Ltd.
filed 2019-08-08
CIK 1717961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, 30,000,000 of the Company’s Class A ordinary shares, par value $0.0001 (which includes Class A ordinary shares that are underlying the Company’s units) and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”) were issued and outstanding.

REGALWOOD GLOBAL ENERGY LTD.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$407,066	$565,693
Prepaid expenses	84,698	97,083

Total current assets	491,764	662,776
Investments held in Trust Account	308,773,428	305,342,146

Total assets	$309,265,192	$306,004,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$539,978	$399,617
Advances from related party	—	12,269

Total current liabilities	539,978	411,886
Deferred underwriting compensation	10,500,000	10,500,000

Total liabilities	11,039,978	10,911,886
Class A ordinary shares subject to possible redemption (29,322,521 and 29,009,303 shares at approximately $10.00 per share as of June 30, 2019 and December 31, 2018, respectively)	293,225,210	290,093,030
Shareholders’ equity:
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 350,000,000 shares authorized, 677,479 and 990,697 shares issued and outstanding (excluding 29,322,521 and 29,009,303 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	68	99
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	—	512,111
Retained earnings	4,999,186	4,487,046

Total shareholders’ equity	5,000,004	5,000,006

Total liabilities and shareholders’ equity	$309,265,192	$306,004,922

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	$—	$—	$—	$—
EXPENSES
Administrative fee – related party	60,000	60,000	120,000	120,000
General and administrative	76,072	123,525	179,104	398,826

TOTAL EXPENSES	136,072	183,525	299,104	518,826

OTHER INCOME
Interest income	1,723,547	1,196,041	3,431,282	2,146,526

Net income	$1,587,475	$1,012,516	$3,132,178	$1,627,700

Two Class Method:
Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

Basic and diluted net income per Class A ordinary shares	$0.06	$0.04	$0.11	$0.07

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000	$7,500,000	7,500,000

Basic and diluted net loss per Class B ordinary shares	$(0.02)	$(0.02)	$(0.04)	$(0.07)

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

For the three months ended June 30, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2019	836,227	$84	7,500,000	$750	$—	$4,999,175	$5,000,009
Class A ordinary shares subject to possible redemption	(158,748)	(16)	—	—	(1,587,464)	—	(1,587,480)
Reclass retained earnings to paid-in capital	—	—	—	—	1,587,464	(1,587,464)	—
Net income	—	—	—	—	—	1,587,475	1,587,475

Balance as of June 30, 2019	677,479	$68	7,500,000	$750	$—	$4,999,186	$5,000,004

For the three months ended June 30, 2018

	Class A Ordinary		Class B Ordinary		Additional Paid-in Capital
	Shares	Amount	Shares	Amount		Retained Earnings	Shareholders’ Equity
Balance as of April 1, 2018	1,360,421	$136	7,500,000	$750	$4,209,314	$789,803	$5,000,003
Class A ordinary shares subject to possible redemption	(101,251)	(10)	—	—	(1,012,500)	—	(1,012,510)
Net income	—	—	—	—	—	1,012,516	1,012,516

Balance as of June 30, 2018	1,259,170	$126	7,500,000	$750	$3,196,814	$1,802,319	$5,000,009

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

For the six months ended June 30, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	990,697	$99	7,500,000	$750	$512,111	$4,487,046	$5,000,006
Class A ordinary shares subject to possible redemption	(313,218)	(31)	—	—	(3,132,149)	—	(3,132,180)
Reclass retained earnings to paid-in capital	—	—	—	—	2,620,038	(2,620,038)	—
Net income	—	—	—	—	—	3,132,178	3,132,178

Balance as of June 30, 2019	677,479	$68	7,500,000	$750	$—	$4,999,186	$5,000,004

For the six months ended June 30, 2018

	Class A Ordinary		Class B Ordinary		Additional Paid-in Capital
	Shares	Amount	Shares	Amount		Retained Earnings	Shareholders’ Equity
Balance as of January 1, 2018	1,421,940	$142	7,500,000	$750	$4,824,498	$174,619	$5,000,009
Class A ordinary shares subject to possible redemption	(162,770)	(16)	—	—	(1,627,684)	—	(1,627,700)
Net income	—	—	—	—	—	1,627,700	1,627,700

Balance as of June 30, 2018	1,259,170	$126	7,500,000	$750	$3,196,814	$1,802,319	$5,000,009

See accompanying notes to unaudited condensed interim financial statements.

REGALWOOD GLOBAL ENERGY LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,132,178	$1,627,700
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(3,431,282)	(2,146,526)
Changes in operating assets and liabilities:
Prepaid expenses	12,385	20,001
Accounts payable and accrued expenses	140,361	248,230

Net Cash Used In Operating Activities	(146,358)	(250,595)

Cash Flows From Financing Activities:
Payment of related party promissory note	—	(300,000)
Payment of advances from related party	(12,269)	(212,573)

Net Cash Used In Financing Activities	(12,269)	(512,573)

Net decrease in cash and cash equivalents	(158,627)	(763,168)
Cash and cash equivalents at beginning of period	565,693	1,425,363

Cash and cash equivalents at end of period	$407,066	$662,195

Supplemental disclosure of non-cash financing activities:
Change in value of ordinary shares subject to possible redemption	$3,132,180	$1,627,700

General and administrative expenses paid by related party on behalf of the Company	$—	$107,145

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

As of June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation, the preparation for the initial public offering (the “Public Offering”) and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering and a portion of the proceeds from the sale, simultaneous with the consummation of the Public Offering, of 5,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, CIEP Sponsor Ltd., a Cayman Islands company (the “Sponsor”) in a private placement (the “Private Placement”).

The Company intends to finance its Initial Business Combination with proceeds from the Public Offering (Note 3), the sale of the Private Placement Warrants (Note 3), and additional issuances of the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, $300,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

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

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Public Offering price per Unit.

As of June 30, 2019, the Company does not have sufficient liquidity to meet its future obligations. Management has determined that the Company will receive advances from the Sponsor or funds in the form of working capital loans of up to $1,500,000 from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or December 5, 2019 (See Note 4).

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Accordingly, as of June 30, 2019 and December 31, 2018, 29,322,521 and 29,009,303, respectively, of 30,000,000 Public Shares were classified outside of permanent equity.

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

Advances from Related Parties

An Affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. During the three and six months ended June 30, 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0. During the three and six months ended June 30, 2018, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $3,200 and $107,145, respectively. The outstanding balance on the advances as of June 30, 2019 and December 31, 2018 were $0 and $12,269, respectively.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an Affiliate of the Sponsor a monthly fee of up to $20,000 for office space, and secretarial and administrative services. The Company incurred $60,000 for such expenses under the administrative services agreement for the three months ended June 30, 2019 and 2018. The Company incurred $120,000 for such expenses under the administrative services agreement for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, the outstanding payable due was $360,000 and $240,000 and is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor intends to loan the Company funds (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Initial Business Combination entity at a price of $1.50 per Warrant. The Warrants would be identical to the Private Placement Warrants. As of June 30, 2019 and December 31, 2018, there were no Working Capital Loans outstanding.

Note 5. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2019 and December 31, 2018, there were 30,000,000 Class A ordinary shares issued and outstanding, of which 29,322,521 shares and 29,009,303 shares were classified outside of permanent equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2019 and December 31, 2018, there were 7,500,000 Class B ordinary shares issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the Initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares will be such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares outstanding upon the completion of the Public Offering, plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, (excluding securities issued as part of the Forward Purchase Units) excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Initial Business Combination.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

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

Note 6. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
June 30, 2019	$308,773,428	$308,773,428	$—	$—

December 31, 2018	$305,342,146	$305,342,146	$—	$—

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

For the three months ended June 30, 2019 and 2018, we had net income of $1,587,475 and $1,012,516, which consisted of $1,723,547 and $1,196,041 in interest income, offset by total expenses of $136,072 and $183,525, respectively. For the three months ended June 30, 2019, total expenses included $60,000 and $76,072 in related party administrative fees and general and administrative expenses, respectively. For the three months ended June 30, 2018, total expenses included $60,000 and $123,525 in related party administrative fees and general and administrative expenses, respectively.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed interim financial statements, as of June 30, 2019, we had $407,066 in our operating bank account, $1,723,547 of interest available in the Trust Account to pay taxes, if any, and working capital deficit of $48,214.

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in loans from the Sponsor, $12,269 in advances from related parties and the proceeds from the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the loans from the Sponsor and the advances from related parties in March and June 2018.

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

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Public Offering price per Unit.

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

As of June 30, 2019, the Company does not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or December 5, 2019.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019 and December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

In connection with our Public Offering, the company incurred offering costs of approximately $17,419,000 (including underwriting commissions of $6,000,000 and deferred underwriting commissions of $10,500,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000, which amount will be payable upon consummation of the initial business combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement was approximately $301,000,000 of which $300,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the trust account. As of June 30, 2019, approximately $407,066 was held outside the trust account and was being used to fund the company’s operating expenses. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the trust account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 2019.

REGALWOOD GLOBAL ENERGY LTD.

By:	/s/ Brooke B. Coburn
Name:	Brooke B. Coburn
Title:	President
(Principal Executive Officer)

By:	/s/ Kevin R. Gasque
Name:	Kevin R. Gasque
Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)